Form 10-K
period 2014-12-31
Cabela's Credit Card Master Note Trust; Cabela's Master Credit Card Trust; WFB Funding, LLC
filed 2015-03-31
CIK 1592145, 1592143, 1540723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number of Issuing Entity: 333-192577-02

CABELA’S CREDIT CARD MASTER NOTE TRUST

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Issuing Entity in respect of the Series 2004-1 Certificate: 333-192577-01

CABELA’S MASTER CREDIT CARD TRUST

(Exact name of Issuing Entity in respect of the Series 2004-1 Certificate as specified in its charter)

Commission File Number of Depositor: 333-192577

WFB FUNDING, LLC

(Exact name of Depositor as specified in its charter)

WORLD’S FOREMOST BANK

(Exact name of Sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation

or organization of Issuing Entity)

New York

(State or other jurisdiction of incorporation or organization of

Issuing Entity in respect of the Series 2004-1 Certificate)

Not Applicable

(IRS Employer Identification No. of Issuing Entity)

c/o World’s Foremost Bank 4800 N.W. 1st Street, Lincoln, Nebraska	68521
(Address of principal executive offices of Issuing Entity)	(Zip Code)

(402) 323-4476

(Issuing Entity’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity held by non-affiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference into this Form 10-K.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

The primary asset of Cabela’s Credit Card Master Note Trust is the Series 2004-1 certificate, which represents an undivided interest in Cabela’s Master Credit Card Trust, the assets of which include the receivables arising in a portfolio of credit card accounts. Cabela’s Master Credit Card Trust, therefore, may be considered a significant obligor in relation to Cabela’s Credit Card Master Note Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of Cabela’s Master Credit Card Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by Cabela’s Master Credit Card Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information Regarding Significant Enhancement Providers).

Not applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Settlement of VISA Litigation

In June 2005, a number of entities sued VISA and several member banks, and other credit card associations, alleging, among other things, that VISA and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement requires, among other things, the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like World’s Foremost Bank. To date, World’s Foremost Bank has not been named as a defendant in any credit card industry lawsuits. At December 31, 2014, no liability was outstanding for the settlement.

2013 FDIC Compliance Examination

On August 1, 2013, the FDIC issued a report of examination related to a compliance examination conducted in 2013 with respect to World’s Foremost Bank. The FDIC’s findings were that certain practices related to the bank’s marketing, promotion and administration of its credit cards and related add-on products were improper and/or unfair and deceptive practices under applicable law. On March 10, 2014, World’s Foremost Bank and the FDIC settled all matters related to the FDIC’s findings associated with its 2013 compliance examination and a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty was issued. Without admitting or denying the FDIC’s allegations, World’s Foremost Bank agreed to pay restitution to affected cardholders and a civil money penalty of $1 million. World’s Foremost Bank also agreed to evaluate its compliance management system and make appropriate changes designed to ensure the bank’s compliance with applicable laws. On November 4, 2014, the FDIC terminated the Consent Order, Order for Restitution and Order to Pay Civil Money Penalty.

Trustee Litigation

In June 2014 a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accountant Fees and Services

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of World’s Foremost Bank and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB: Servicer Compliance Statement.

World’s Foremost Bank has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. World’s Foremost Bank has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	Listed below are the documents filed as part of this report:

1)	Financial Statements. Not Applicable.

2)	Financial Schedules. Not Applicable.

3)	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015	CABELA’S CREDIT CARD MASTER NOTE TRUST

	By:	WFB FUNDING, LLC, as depositor

	By:	WFB FUNDING CORPORATION, its Managing Member

	By:	/s/ Sean B. Baker
Sean B. Baker, President*

*	Sean B. Baker is the senior officer in charge of securitization of WFB Funding, LLC

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of WFB Funding, LLC (incorporated by reference to Exhibit 3.1 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 3.2	Amended and Restated Operating Agreement of WFB Funding, LLC, dated as of December 6, 2013 (incorporated by reference to Exhibit 3.2 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.1	Receivables Purchase Agreement, dated as of February 4, 2003, between World’s Foremost Bank, National Association (which subsequently changed its name to World’s Foremost Bank), and WFB Funding, LLC (incorporated by reference to Exhibit 4.1 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.2	Amended and Restated Master Indenture, dated as of December 6, 2013, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.3	Series 2014-I Indenture Supplement, dated as of March 25, 2014, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on March 25, 2014, file no. 333-192577)

Exhibit 4.4	Series 2014-II Indenture Supplement, dated as of July 16, 2014, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on July 16, 2014, file no. 333-192577)

Exhibit 4.5	Series 2015-I Indenture Supplement, dated as of March 16, 2015, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on March 16, 2015, file no. 333-192577)

Exhibit 4.6	Second Amended and Restated Pooling and Servicing Agreement, dated as of December 6, 2013, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.7	Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 14, 2004, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.8	First Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of August 31, 2005, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.9	Second Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2006, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.10	Trust Agreement, dated as of April 13, 2004, between WFB Funding, LLC and Wachovia Bank of Delaware, National Association (incorporated by reference to Exhibit 4.8 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.11	Resignation, Appointment and Acceptance Agreement, dated as of April 28, 2011, among WFB Funding, LLC, Wilmington Trust Company and Wells Fargo Delaware Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.12	Transfer and Administration Agreement, dated as of April 14, 2004, among Cabela’s Credit Card Master Note Trust, WFB Funding, LLC, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.13	Series 2004-1 Certificate, dated April 14, 2004 (incorporated by reference to Exhibit 4.12 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of WFB Funding, LLC pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of World’s Foremost Bank for the year ended December 31, 2014

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2014

Exhibit 34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria concerning servicing activities of World’s Foremost Bank for the year ended December 31, 2014

Exhibit 34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2014

Exhibit 35.1	Servicer Compliance Statement of World’s Foremost Bank for the year ended December 31, 2014