Form 10-K
period 2015-12-31
Cabela's Credit Card Master Note Trust; WFB Funding, LLC; Cabela's Master Credit Card Trust
filed 2016-03-30
CIK 1592145, 1540723, 1592143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number of Issuing Entity: 333-192577-02

Central Index Key Number of Issuing Entity: 0001592145

CABELA’S CREDIT CARD MASTER NOTE TRUST

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Issuing Entity in respect of the Series 2004-1 Certificate: 333-192577-01

Central Index Key Number of Issuing Entity in respect of the Series 2004-1 Certificate: 0001592143

CABELA’S MASTER CREDIT CARD TRUST

(Exact name of Issuing Entity in respect of the Series 2004-1 Certificate as specified in its charter)

Commission File Number of Depositor: 333-192577

Central Index Key Number of Depositor: 0001540723

WFB FUNDING, LLC

(Exact name of Depositor as specified in its charter)

Central Index Key Number of Sponsor (if applicable): 0001602985

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

Item 1117 of Regulation AB: Legal Proceedings.

Trustee Litigation

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contact the plaintiffs’ claims vigorously.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accountant Fees and Services

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of World’s Foremost Bank and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the related Servicing Participants.

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

Dated: March 30, 2016	CABELA’S CREDIT CARD MASTER NOTE TRUST

	By:	WFB FUNDING, LLC, as depositor

	By:	WFB FUNDING CORPORATION, its Managing Member

	By:	/s/ Sean B. Baker
Sean B. Baker, President*

*Sean B. Baker is the senior officer in charge of securitization of WFB Funding, LLC

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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of WFB Funding, LLC (incorporated by reference to Exhibit 3.1 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 3.2	Amended and Restated Operating Agreement of WFB Funding, LLC, dated as of December 6, 2013 (incorporated by reference to Exhibit 3.2 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.1	Receivables Purchase Agreement, dated as of February 4, 2003, between World’s Foremost Bank, National Association (which subsequently changed its name to World’s Foremost Bank), and WFB Funding, LLC (incorporated by reference to Exhibit 4.1 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.2	Amended and Restated Master Indenture, dated as of December 6, 2013, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.3	Series 2014-I Indenture Supplement, dated as of March 25, 2014, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on March 25, 2014, file no. 333-192577)

Exhibit 4.4	Series 2014-II Indenture Supplement, dated as of July 16, 2014, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on July 16, 2014, file no. 333-192577)

Exhibit 4.5	Series 2015-I Indenture Supplement, dated as of March 16, 2015, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on March 16, 2015, file no. 333-192577)

Exhibit 4.6	Series 2015-II Indenture Supplement, dated as of July 15, 2015, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on July 15, 2015, file no. 333-192577)

Exhibit 4.7	Second Amended and Restated Pooling and Servicing Agreement, dated as of December 6, 2013, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.8	Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 14, 2004, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.9	First Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of August 31, 2005, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.10	Second Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2006, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.11	Trust Agreement, dated as of April 13, 2004, between WFB Funding, LLC and Wachovia Bank of Delaware, National Association (incorporated by reference to Exhibit 4.8 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.12	Resignation, Appointment and Acceptance Agreement, dated as of April 28, 2011, among WFB Funding, LLC, Wilmington Trust Company and Wells Fargo Delaware Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.13	Transfer and Administration Agreement, dated as of April 14, 2004, among Cabela’s Credit Card Master Note Trust, WFB Funding, LLC, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.14	Series 2004-1 Certificate, dated April 14, 2004 (incorporated by reference to Exhibit 4.12 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of WFB Funding, LLC pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of World’s Foremost Bank for the year ended December 31, 2015

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2015

Exhibit 34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria concerning servicing activities of World’s Foremost Bank for the year ended December 31, 2015

Exhibit 34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2015

Exhibit 35.1	Servicer Compliance Statement of World’s Foremost Bank for the year ended December 31, 2015