Form 10-K
period 2016-12-31
Cabela's Credit Card Master Note Trust; Cabela's Master Credit Card Trust; WFB Funding, LLC
filed 2017-03-29
CIK 1592145, 1592143, 1540723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number of Issuing Entity: 333-209766-01

Central Index Key Number of Issuing Entity: 0001592145

CABELA’S CREDIT CARD MASTER NOTE TRUST

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Issuing Entity in respect of the Series 2004-1 Certificate: 333-209766-02

Central Index Key Number of Issuing Entity in respect of the Series 2004-1 Certificate: 0001592143

CABELA’S MASTER CREDIT CARD TRUST

(Exact name of Issuing Entity in respect of the Series 2004-1 Certificate as specified in its charter)

Commission File Number of Depositor: 333-209766

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

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

The primary asset of Cabela’s Credit Card Master Note Trust is the Series 2004-1 certificate, which represents an undivided interest in Cabela’s Master Credit Card Trust, the assets of which include the receivables arising in a portfolio of credit card accounts. Cabela’s Master Credit Card Trust, therefore, may be considered a significant obligor in relation to Cabela’s Credit Card Master Note Trust. Pursuant to Instruction 2.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of Cabela’s Master Credit Card Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of World’s Foremost Bank and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Exceptions

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

Dated: March 29, 2017	CABELA’S CREDIT CARD MASTER NOTE TRUST

	By:	WFB FUNDING, LLC, as depositor

	By:	WFB FUNDING CORPORATION, its Managing Member

	By:	/s/ Sean B. Baker
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

EXHIBIT INDEX

Exhibit 2.1	Sale and Purchase Agreement, dated October 3, 2016, among Cabela’s Incorporated, World’s Foremost Bank and Capital One, National Association (incorporated by reference to Exhibit 2.1 to the registrants’ Form 8-K filed on October 7, 2016, file no. 333-192577)

Exhibit 3.1	Articles of Organization of WFB Funding, LLC (incorporated by reference to Exhibit 3.1 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 3.2	Amended and Restated Operating Agreement of WFB Funding, LLC, dated as of December 6, 2013 (incorporated by reference to Exhibit 3.2 to the registrants’ Amendment No. 1 to Form S-3 filed on January 15, 2014, file no. 333-192577)

Exhibit 4.1	Amended and Restated Receivables Purchase Agreement, dated as of June 14, 2016, between World’s Foremost Bank and WFB Funding, LLC (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on June 15, 2016, file no. 333-192577)

Exhibit 4.2	Second Amended and Restated Master Indenture, dated as of June 14, 2016, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the registrants’ Form 8-K filed on June 15, 2016, file no. 333-192577)

Exhibit 4.3	Series 2014-I Indenture Supplement, dated as of March 25, 2014, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on March 25, 2014, file no. 333-192577)

Exhibit 4.4	Series 2014-II Indenture Supplement, dated as of July 16, 2014, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on July 16, 2014, file no. 333-192577)

Exhibit 4.5	Series 2015-I Indenture Supplement, dated as of March 16, 2015, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on March 16, 2015, file no. 333-192577)

Exhibit 4.6	Series 2015-II Indenture Supplement, dated as of July 15, 2015, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on July 15, 2015, file no. 333-192577)

Exhibit 4.7	Series 2016-I Indenture Supplement, dated as of June 29, 2016, between Cabela’s Credit Card Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrants’ Form 8-K filed on June 29, 2016, file no. 333-192577)

Exhibit 4.8	Third Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the registrants’ Form 8-K filed on June 15, 2016, file no. 333-192577)

Exhibit 4.9	Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 14, 2004, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.10	First Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of August 31, 2005, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.11	Second Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2006, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.12	Third Amendment to Series 2004-1 Supplement to Third Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the registrants’ Form 8-K filed on June 15, 2016, file no. 333-192577)

Exhibit 4.13	Trust Agreement, dated as of April 13, 2004, between WFB Funding, LLC and Wachovia Bank of Delaware, National Association (incorporated by reference to Exhibit 4.8 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.14	Resignation, Appointment and Acceptance Agreement, dated as of April 28, 2011, among WFB Funding, LLC, Wilmington Trust Company and Wells Fargo Delaware Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.15	Transfer and Administration Agreement, dated as of April 14, 2004, among Cabela’s Credit Card Master Note Trust, WFB Funding, LLC, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.16	Series 2004-1 Certificate, dated April 14, 2004 (incorporated by reference to Exhibit 4.12 to the registrants’ Form S-3 filed on November 27, 2013, file no. 333-192577)

Exhibit 4.17	Asset Representations Review Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and Clayton Fixed Income Services, LLC (incorporated by reference to Exhibit 4.5 to the registrants’ Form 8-K, filed on June 15, 2016, file no. 333-192577)

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of WFB Funding, LLC pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of World’s Foremost Bank for the year ended December 31, 2016

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2016

Exhibit 34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria concerning servicing activities of World’s Foremost Bank for the year ended December 31, 2016

Exhibit 34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended December 31, 2016

Exhibit 35.1	Servicer Compliance Statement of World’s Foremost Bank for the year ended December 31, 2016