Form 10-K
period 2017-12-31
Cabela's Credit Card Master Note Trust; WFB Funding, LLC; Cabela's Master Credit Card Trust
filed 2018-03-30
CIK 1592145, 1540723, 1592143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number of issuing entity: 333-192577-02 Central Index Key Number of issuing entity: 0001592145	Commission File Number of issuing entity: 333-192577-01 Central Index Key Number of issuing entity: 0001592143

CABELA’S CREDIT CARD MASTER NOTE TRUST*	CABELA’S MASTER CREDIT CARD TRUST
(Exact Name of Issuing Entity as Specified in Its Charter) (Issuing Entity in Respect of the Notes)	(Exact Name of Issuing Entity as Specified in Its Charter) (Issuing Entity in Respect of the Series 2004-1 Certificate)

Commission File Number of depositor: 333-192577

Central Index Key Number of depositor: 0001540723

WFB FUNDING, LLC

(Exact Name of Depositor as Specified in Its Charter)

Central Index Key Number of sponsor: 0001514949

CAPITAL ONE BANK (USA), NATIONAL ASSOCIATION

(As Successor in Interest to World’s Foremost Bank)

(Exact Name of Sponsor as Specified in Its Charter)

Delaware	New York
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity in respect of the Series 2004-1 Certificate)

c/o WFB Funding, LLC 4800 NW 1st Street Lincoln, Nebraska 68521 Attention: 73001-0150	c/o WFB Funding, LLC 4800 NW 1st Street Lincoln, Nebraska 68521 Attention: 73001-0150
(Address of Principal Executive Offices of Issuing Entity)	(Address of Principal Executive Offices of Issuing Entity)

(402) 323-5958	(402) 323-5958
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

*	In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of Cabela’s Credit Card Master Note Trust and Cabela’s Master Credit Card Trust under the Central Index Key (CIK) number (0001592145) for Cabela’s Credit Card Master Note Trust.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of the issuing entity is the collateral certificate, Series 2004-1, representing an undivided interest in Cabela’s Master Credit Card Trust, whose assets include the receivables arising in a portfolio of credit card accounts. Cabela’s Master Credit Card Trust, therefore, may be considered a significant obligor in relation to Cabela’s Credit Card Master Note Trust. Pursuant to Instruction 2.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of Cabela’s Master Credit Card Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by Cabela’s Master Credit Card Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of certain legal proceedings and claims.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard International (“MasterCard”) and Visa U.S.A., Inc. (“Visa”) and several member banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One Bank (USA), National Association (the “Bank”), alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only (together with the lawsuits described above, “Interchange Lawsuits”). In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the district court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. On June 30, 2016, the Second Circuit Court of Appeals vacated the district court’s certification of the class, reversed approval of the proposed class settlement, and remanded the litigation to the district court for further proceedings, ruling that some of the merchants that were part of the proposed class settlement were not adequately represented. Because the Second Circuit ruling remands the litigation to the district court for further proceedings, the ultimate outcome in this matter is uncertain.

Several merchant plaintiffs also opted out of the class settlement before it was overturned, some of which have sued MasterCard, Visa and various member banks, including the Bank. The opt-out cases are consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including the Bank.

Separate settlement and judgment sharing agreements between the Bank and MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in the Corporation’s reserves.

Other Pending and Threatened Litigation

In addition, the Corporation and its subsidiary banks (including the Bank) are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions will not be material to the issuing entity’s investors.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

U.S. Bank has provided us with the information under the caption “Trustee Litigation” immediately above in response to the requirements of Regulation AB. Neither the Corporation nor its subsidiary banks (including the Bank) is a party to any such litigation. Other than the information regarding trustee litigation immediately above and the information concerning U.S. Bank specified in this Form 10-K under the caption “Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria” and in Exhibits 33.3 and 34.3 to this Form 10-K, U.S. Bank has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B:	Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), Cabela’s Incorporated (as successor by merger to World’s Foremost Bank), and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Exceptions

No Report on Assessment or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.

Platform-Level Reports

Regulations of the SEC require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the guidance available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of the Bank, COSL, and Cabela’s Incorporated (as successor by merger to World’s Foremost Bank) has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Cabela’s Master Credit Card Trust and Cabela’s Credit Card Master Note Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of such related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Articles of Organization of WFB Funding, LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

3.2	Second Amended and Restated Operating Agreement of WFB Funding, LLC, dated September 22, 2017, between World’s Foremost Bank and WFB Funding Corporation. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K, filed on September 25, 2017, file no. 333-192577).

3.3	Articles of Incorporation of WFB Funding Corporation.

3.4	Bylaws of WFB Funding Corporation.

4.1	Amended and Restated Receivables Purchase Agreement, dated as of June 14, 2016, between World’s Foremost Bank and WFB Funding, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.2	Second Amended and Restated Master Indenture, dated as of June 14, 2016, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.3	Series 2014-I Indenture Supplement, dated as of March 25, 2014, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 25, 2014, file no. 333-192577).

4.4	Series 2014-II Indenture Supplement, dated as of July 16, 2014, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 16, 2014, file no. 333-192577).

4.5	Series 2015-I Indenture Supplement, dated as of March 16, 2015, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 16, 2015, file no. 333-192577).

4.6	Series 2015-II Indenture Supplement, dated as of July 15, 2015, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on July 15, 2015, file no. 333-192577).

4.7	Series 2016-I Indenture Supplement, dated as of June 29, 2016, among Cabela’s Credit Card Master Note Trust, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on June 29, 2016, file no. 333-192577).

4.8	Third Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.9	Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of April 14, 2004, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.10	First Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of August 31, 2005, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.11	Second Amendment to Series 2004-1 Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2006, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.12	Third Amendment to Series 2004-1 Supplement to Third Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed on June 15, 2016, file no. 333-192577).

4.13	Trust Agreement, dated as of April 13, 2004, between WFB Funding, LLC and Wachovia Bank of Delaware, National Association (incorporated by reference to Exhibit 4.8 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.14	Resignation, Appointment and Acceptance Agreement, dated as of April 28, 2011, among WFB Funding, LLC, Wilmington Trust Company and Wells Fargo Delaware Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.15	Transfer and Administration Agreement, dated as of April 14, 2004, among Cabela’s Credit Card Master Note Trust, WFB Funding, LLC, World’s Foremost Bank and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.16	Series 2004-1 Certificate, dated April 14, 2004 (incorporated by reference to Exhibit 4.12 to the registrant’s Form S-3 filed on November 27, 2013, file no. 333-192577).

4.17	Asset Representations Review Agreement, dated as of June 14, 2016, among WFB Funding, LLC, World’s Foremost Bank, and Clayton Fixed Income Services, LLC (incorporated by reference to Exhibit 4.5 to the registrant’s Form 8-K, filed on June 15, 2016, file no. 333-192577).

4.18	Framework Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank, Synovus Bank, Capital One Bank (USA), National Association and, solely for purposes of the recitals thereto and Section 5.18, Section 8.2 and Article IX thereof, Capital One, National Association (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K, filed on April 18, 2017, file no. 333-192577).

4.19	Asset and Deposit Purchase Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank and Synovus Bank (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K, filed on April 18, 2017, file no. 333-192577).

4.20	Asset Purchase Agreement, dated as of April 17, 2017, by and between Capital One Bank (USA), National Association and Synovus Bank.

4.21	Asset Purchase Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 2.3 to the registrant’s Form 8-K, filed on April 18, 2017, file no. 333-192577).

4.22	Omnibus Securitization Agreements Assignment and Assumption Acknowledgement and Amendment Agreement, dated as of September 25, 2017, by and among World’s Foremost Bank, WFB Funding, LLC, Capital One Bank (USA), National Association, U.S. Bank National Association, Cabela’s Credit Card Master Note Trust and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed on September 29, 2017, file no. 333-192577).

10.1	Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC.

31.1	Certification of WFB Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for Cabela’s Incorporated (as successor by merger to World’s Foremost Bank).

33.3	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria relating to Cabela’s Incorporated (as successor by merger to World’s Foremost Bank).

34.3	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Cabela’s Incorporated (as successor by merger to World’s Foremost Bank).

(c)	Not Applicable.

Item 16.	Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cabela’s Credit Card Master Note Trust

By:	WFB Funding, LLC, as Depositor

	By:	WFB Funding Corporation, its Managing Member

	By:	/s/ Thomas A. Feil
	Name:	*Thomas A. Feil
	Title:	President

Date: March 30, 2018

* Thomas A. Feil is the senior officer in charge of securitization of WFB Funding Corporation, in its role as Managing Member of the Depositor